Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2023-C19
filed 2024-03-18
CIK 1966434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-257737-07

Central Index Key Number of the issuing entity: 0001966434

BBCMS Mortgage Trust 2023-C19

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4258151 38-4258152 38-7292484 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan and the Latitude at South Portland Mortgage Loan, which constituted approximately 5.9%, 4.7% and 3.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gloucester Premium Outlets Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the South Lake at Dulles Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Latitude at South Portland Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan and the Latitude at South Portland Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Showboat Hotel Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Showboat Hotel Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Showboat Hotel Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2022-C18 transaction, Commission File Number 333-257737-06 (the “BBCMS 2022-C18 Transaction”). This loan combination, including The Showboat Hotel Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C18 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Stoney Creek Hotel Portfolio Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Stoney Creek Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Stoney Creek Hotel Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BMO 2023-C4 Mortgage Trust transaction, Commission File Number 333-255934-04 (the “BMO 2023-C4 Transaction”). This loan combination, including the Stoney Creek Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan and the 575 Broadway Mortgage Loan, which constituted approximately 4.6%, 3.5% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan and the 575 Broadway Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Brandywine Strategic Office Portfolio Mortgage Loan, eleven other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Sentinel Square II Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (c) with respect to the 575 Broadway Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the FIVE 2023-V1 Mortgage Trust transaction, Commission File Number 333-260277-02 (the “FIVE 2023-V1 Transaction”). These loan combinations, including the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan and the 575 Broadway Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the FIVE 2023-V1 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Oak Street NLP Fund Portfolio Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Oak Street NLP Fund Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Oak Street NLP Fund Portfolio Mortgage Loan, six other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the OAKST Commercial Mortgage Trust 2023-NLP transaction (the “OAKST 2023-NLP Transaction”). This loan combination, including the Oak Street NLP Fund Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the OAKST 2023-NLP Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Scottsdale Fashion Square Mortgage Loan, which constituted approximately 7.7% of the asset pool of the issuing entity as of its cut-off date.  The Scottsdale Fashion Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Scottsdale Fashion Square Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SCOTT Trust 2023-SFS transaction (the “SCOTT  2023-SFS Transaction”). This loan combination, including the Scottsdale Fashion Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SCOTT  2023-SFS Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pacific Design Center Mortgage Loan, which constituted approximately 7.7% of the asset pool of the issuing entity as of its cut-off date.  The Pacific Design Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pacific Design Center Mortgage Loan, seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2023-B38 Mortgage Trust transaction, Commission File Number 333-260277-04 (the “Benchmark 2023-B38 Transaction”). This loan combination, including the Pacific Design Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan, which constituted approximately 5.7% and 4.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Rialto Industrial Mortgage Loan and 100 Jefferson Road Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Rialto Industrial Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 100 Jefferson Road Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. The Rialto Industrial loan combination, including the Rialto Industrial Mortgage Loan, was serviced under the pooling and servicing agreement for the BBCMS 2022-C18 Transaction, and the 100 Jefferson Road loan combination, including the 100 Jefferson Road Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2023-B38 Transaction prior to the closing of the securitization of a pari passu portion of the Rialto Industrial loan combination and the 100 Jefferson Road loan combination in the MSWF Commercial Mortgage Trust 2023-1 transaction, Commission File Number 333-259741-05 (the “MSWF 2023-1 Transaction”).  After the closing of the MSWF 2023-1 Transaction on May 25, 2023, these loan combinations, including the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSWF 2023-1 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Green Acres Mortgage Loan, which constituted approximately 5.5% of the asset pool of the issuing entity as of its cut-off date.  The Green Acres Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Green Acres Mortgage Loan and sixteen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Green Acres Mortgage Loan, was serviced under the pooling and servicing agreement for the BMO 2023-C4 Transaction prior to the closing of the securitization of a pari passu portion of the Green Acres loan combination in the Benchmark 2023-V2 Mortgage Trust transaction, Commission File Number 333-262701-03 (the “Benchmark 2023-V2 Transaction”).  After the closing of the Benchmark 2023-V2 Transaction on May 25, 2023, this loan combination, including the Green Acres Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2023-V2 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Orizon Aerostructures Mortgage Loan, which constituted approximately 1.4% of the asset pool of the issuing entity as of its cut-off date.  The Orizon Aerostructures Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Orizon Aerostructures Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Orizon Aerostructures Mortgage Loan, was serviced under the pooling and servicing agreement for the BMO 2023-C4 Transaction prior to the closing of the securitization of a pari passu portion of the Orizon Aerostructures loan combination in the BMO 2023-C5 Mortgage Trust transaction, Commission File Number 333-255934-05 (the “BMO 2023-C5 Transaction”).  After the closing of the BMO 2023-C5 Transaction on June 21, 2023, this loan combination, including the Orizon Aerostructures Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BMO 2023-C5 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Oak Street NLP Fund Portfolio Mortgage Loan and the special servicer of the Scottsdale Fashion Square Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Scottsdale Fashion Square Mortgage Loan, the Pacific Design Center Mortgage Loan, the Rialto Industrial Mortgage Loan, the Green Acres Mortgage Loan, the Brandywine Strategic Office Portfolio Mortgage Loan, the 100 Jefferson Road Mortgage Loan, the Sentinel Square II Mortgage Loan, the 575 Broadway Mortgage Loan, The Showboat Hotel Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan, the Stoney Creek Hotel Portfolio Mortgage Loan and the Orizon Aerostructures Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Rialto Industrial Mortgage Loan, the 100 Jefferson Road Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan and the Stoney Creek Hotel Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Pacific Design Center Mortgage Loan, the Green Acres Mortgage Loan, the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan, the 575 Broadway Mortgage Loan, The Showboat Hotel Mortgage Loan, the Stoney Creek Hotel Portfolio Mortgage Loan and the Orizon Aerostructures Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Scottsdale Fashion Square Mortgage Loan, the Pacific Design Center Mortgage Loan, the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan, the 575 Broadway Mortgage Loan, The Showboat Hotel Mortgage Loan and the Orizon Aerostructures Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is an affiliate of Starwood Mortgage Funding LLC, one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for LNR Partners, LLC pursuant to Item 1123.  Because LNR Partners, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of LNR Partners, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Greystone Servicing Company LLC is the special servicer of the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan and the 575 Broadway Mortgage Loan. As a result, Greystone Servicing Company LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Greystone Servicing Company LLC in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the Pacific Design Center Mortgage Loan, the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Latitude at South Portland Mortgage Loan, The Showboat Hotel Mortgage Loan, the Stoney Creek Hotel Portfolio Mortgage Loan, the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan, the 575 Broadway Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan, the Pacific Design Center Mortgage Loan, the Rialto Industrial Mortgage Loan, the 100 Jefferson Road Mortgage Loan, the Green Acres Mortgage Loan and the Orizon Aerostructures Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BBCMS 2022-C18 Transaction, the pooling and servicing agreement for the BMO 2023-C4 Transaction, the pooling and servicing agreement for the FIVE 2023-V1 Transaction, the trust and servicing agreement for the OAKST 2023-NLP Transaction, the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, the pooling and servicing agreement for the MSWF 2023-1 Transaction, the pooling and servicing agreement for the Benchmark 2023-V2 Transaction and the pooling and servicing agreement for the BMO 2023-C5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Latitude at South Portland Mortgage Loan, The Showboat Hotel Mortgage Loan, the Stoney Creek Hotel Portfolio Mortgage Loan, the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan, the 575 Broadway Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan, the Pacific Design Center Mortgage Loan, the Rialto Industrial Mortgage Loan, the 100 Jefferson Road Mortgage Loan, the Green Acres Mortgage Loan and the Orizon Aerostructures Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Scottsdale Fashion Square Mortgage Loan.  Pursuant to the trust and servicing agreement for the SCOTT  2023-SFS Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Scottsdale Fashion Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of The Showboat Hotel Mortgage Loan, the Stoney Creek Hotel Portfolio Mortgage Loan, the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan, the 575 Broadway Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan, the Scottsdale Fashion Square Mortgage Loan, the Pacific Design Center Mortgage Loan, the Rialto Industrial Mortgage Loan, the Green Acres Mortgage Loan, the 100 Jefferson Road Mortgage Loan and the Orizon Aerostructures Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include The Showboat Hotel Mortgage Loan, the Orizon Aerostructures Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan, the Scottsdale Fashion Square Mortgage Loan and the Green Acres Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of The Showboat Hotel Mortgage Loan and the Orizon Aerostructures Mortgage Loan and Situs Holdings, LLC as special servicer of the Oak Street NLP Fund Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of The Showboat Hotel Mortgage Loan and the Orizon Aerostructures Mortgage Loan, Situs Holdings, LLC as special servicer of the Oak Street NLP Fund Portfolio Mortgage Loan, Berkadia Commercial Mortgage LLC as primary servicer of the Scottsdale Fashion Square Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Green Acres Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on April 27, 2023 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Showboat Hotel Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2022-C18 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2022-C18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Stoney Creek Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2023-C4 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2023-C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Brandywine Strategic Office Portfolio Mortgage Loan, the Sentinel Square II Mortgage Loan and the 575 Broadway Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the FIVE 2023-V1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the FIVE 2023-V1 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the FIVE 2023-V1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Oak Street NLP Fund Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the OAKST 2023-NLP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the OAKST 2023-NLP Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the OAKST 2023-NLP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Scottsdale Fashion Square Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SCOTT  2023-SFS Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the SCOTT  2023-SFS Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SCOTT  2023-SFS Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pacific Design Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B38 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-1 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Green Acres Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-V2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2023-V2 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-V2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Orizon Aerostructures Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2023-C5 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2023-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of April 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, K-Star Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of December 1, 2022, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of February 1, 2023, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of February 1, 2023, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, N.A, as Trustee, Computershare Trust Company, N.A, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of February 28, 2023, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, KeyBank National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Computershare Trust Company, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of March 17, 2023, between GS Mortgage Securities Corporation II, as Depositor, Berkadia Commercial Mortgage LLC, as Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of April 1, 2023, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as General Special Servicer, Argentic Services Company LP, as Pacific Design Center Special Servicer, Computershare Trust Company, N.A., as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of May 1, 2023, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 31, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of May 1, 2023, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as a Special Servicer, BellOak, LLC, as Operating Advisor and Asset Representations Reviewer, and Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 31, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of June 1, 2023, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of March 3, 2023, by and among Goldman Sachs Bank USA, as Initial Note A-1-S1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C2 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C3 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C4 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-S1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of February 1, 2023, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, Goldman Sachs Bank USA, as Initial Note A-4 Holder, Goldman Sachs Bank USA, as Initial Note A-5 Holder, Goldman Sachs Bank USA, as Initial Note A-6 Holder, Goldman Sachs Bank USA, as Initial Note A-7 Holder, Bank of Montreal, as Initial Note A-8 Holder, Bank of Montreal, as Initial Note A-9 Holder, and Goldman Sachs Bank USA, as Initial Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of February 3, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, and Societe Generale Financial Corporation, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.14         Amended and Restated Co-Lender Agreement, dated as of March 14, 2023, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Computershare Trust Company, National Association, as Trustee for the Registered Holders of BBCMS Mortgage Trust 2022-C18, Commercial Mortgage Pass-Through Certificates, Series 2022-C18, as Note A-1 Holder and Note A-8 Holder, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Computershare Trust Company, National Association, as Trustee for the Registered Holders of BMO 2023-C4 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-C4, as Note A-2 Holder and Note A-6 Holder, and SPREF WH II LLC, as Initial Note A-3-1 Holder, SPREF WH II LLC, as Initial Note A-3-2 Holder, SPREF WH II LLC, as Initial Note A-4 Holder, SPREF WH II LLC, as Initial Note A-5 Holder, and SPREF WH II LLC, as Initial Note A-7 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of February 13, 2023, by and among Goldman Sachs Bank USA GS, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder, Morgan Stanley Bank, N.A., as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder and Initial Note A-12 Holder, and DBR Investments Co. Limited, as Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder and Initial Note A-16 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of April 27, 2023, by and among Societe Generale Financial Corporation, as Initial Note A-1 Holder, Societe Generale Financial Corporation, as Initial Note A-2 Holder, and Societe Generale Financial Corporation, as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.17         Agreement Among Note Holders, dated as of January 19, 2023, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Bank of America, N.A., as Initial Note A-5 Holder, Wells Fargo Bank, National Association, as Initial Note A-6 Holder, Wells Fargo Bank, National Association, as Initial Note A-7 Holder, and Wells Fargo Bank, National Association, as Initial Note A-8 Holder, Citi Real Estate Funding Inc., as Initial Note A-9 Holder, Note A-10 Holder, and Citi Real Estate Funding Inc., as Initial Note A-11 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of March 10, 2023, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, Argentic Real Estate Finance 2 LLC, as Initial Note A-2 Holder,  Argentic Real Estate Finance 2 LLC, as Initial Note A-3 Holder, and Argentic Real Estate Finance 2 LLC, as Initial Note A-4 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.19         Amended and Restated Co-Lender Agreement, dated as of April 5, 2023, between German American Capital Corporation, as Note A-1-1 Holder, German American Capital Corporation, as Note A-1-2 Holder, Computershare Trust Company, N.A., as Trustee for the benefit of the Registered Holders of FIVE 2023-V1 Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 2023-V1, as Note A-2 Holder, Computershare Trust Company, N.A., as Trustee for the benefit of the Registered Holders of FIVE 2023-V1 Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 2023-V1, as Note A-3 Holder, and Computershare Trust Company, N.A., as Trustee for the benefit of the Registered Holders of FIVE 2023-V1 Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 2023-V1, as Note A-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of January 10, 2023, by and among Citi Real Estate Funding Inc., as Initial Note A-1-1 Holder, CREFI Citi Real Estate Funding Inc., as Initial Note A-1-2 Holder, CREF Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Societe Generale Financial Corporation, as Initial Note A-3 Holder, SGFC Societe Generale Financial Corporation, as Initial Note A-4 Holder, and Societe Generale Financial Corporation, as Initial Note A-5 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of January 12, 2023, by and between Bank of Montreal, as Initial Note A-1 Holder, and Bank of Montreal, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of October 31, 2022, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of February 23, 2023, by and among Wells Fargo Bank, National Association, as Initial Note Holder of Note A-1, Note A-2, Note A-3, Note A-4 and Note B-1, and KeyBank National Association, as Initial Note Holder of Note A-5, Note A-6, Note A-7 and Note B-2 (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of December 20, 2022, by and between Bank of Montreal, as Initial Note A-1 Holder, and Bank of Montreal, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of November 15, 2022, by and between Bank of Montreal, as Initial Note A-1 Holder, Bank of Montreal, as Initial Note A-2 Holder, Bank of Montreal, as Initial Note A-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, and Bank of Montreal, as Initial Note A-5 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         KeyBank National Association, as Master Servicer

33.2         K-Star Asset Management LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.7         K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.8         Computershare Trust Company, National Association, as Trustee of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Computershare Trust Company, National Association, as Custodian of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.4)

33.10       Pentalpha Surveillance LLC, as Operating Advisor of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.11       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 33.1)

33.12       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 33.2)

33.13       Computershare Trust Company, National Association, as Trustee of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Computershare Trust Company, National Association, as Custodian of the South Lake at Dulles Mortgage Loan (see Exhibit 33.4)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the South Lake at Dulles Mortgage Loan (see Exhibit 33.5)

33.16       KeyBank National Association, as Primary Servicer of the Latitude at South Portland Mortgage Loan (see Exhibit 33.1)

33.17       K-Star Asset Management LLC, as Special Servicer of the Latitude at South Portland Mortgage Loan (see Exhibit 33.2)

33.18       Computershare Trust Company, National Association, as Trustee of the Latitude at South Portland Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the Latitude at South Portland Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Latitude at South Portland Mortgage Loan (see Exhibit 33.5)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan

33.22       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Trustee of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of The Showboat Hotel Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of The Showboat Hotel Mortgage Loan

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 33.21)

33.27       LNR Partners, LLC, as Special Servicer of the Stoney Creek Hotel Portfolio Mortgage Loan

33.28       Computershare Trust Company, National Association, as Trustee of the Stoney Creek Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 33.21)

33.32       Greystone Servicing Company LLC, as Special Servicer of the Brandywine Strategic Office Portfolio Mortgage Loan

33.33       Computershare Trust Company, National Association, as Trustee of the Brandywine Strategic Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 33.25)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 33.21)

33.37       Greystone Servicing Company LLC, as Special Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 33.32)

33.38       Computershare Trust Company, National Association, as Trustee of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the Sentinel Square II Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Sentinel Square II Mortgage Loan (see Exhibit 33.25)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 575 Broadway Mortgage Loan (see Exhibit 33.21)

33.42       Greystone Servicing Company LLC, as Special Servicer of the 575 Broadway Mortgage Loan (see Exhibit 33.32)

33.43       Computershare Trust Company, National Association, as Trustee of the 575 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Custodian of the 575 Broadway Mortgage Loan (see Exhibit 33.4)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the 575 Broadway Mortgage Loan (see Exhibit 33.25)

33.46       KeyBank National Association, as Primary Servicer of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 33.1)

33.47       Situs Holdings, LLC, as Special Servicer of the Oak Street NLP Fund Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Trustee of the Oak Street NLP Fund Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Computershare Trust Company, National Association, as Custodian of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 33.4)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 33.5)

33.51       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan

33.52       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.1)

33.53       Wilmington Trust, National Association, as Trustee of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Custodian of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.25)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pacific Design Center Mortgage Loan (see Exhibit 33.21)

33.57       Argentic Services Company LP, as Special Servicer of the Pacific Design Center Mortgage Loan

33.58       Computershare Trust Company, National Association, as Trustee of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Computershare Trust Company, National Association, as Custodian of the Pacific Design Center Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan (see Exhibit 33.25)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan

33.62       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 33.57)

33.63       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 33.4)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 33.5)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.61)

33.68       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.57)

33.69       Computershare Trust Company, National Association, as Trustee of the 100 Jefferson Road Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Computershare Trust Company, National Association, as Custodian of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.4)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.5)

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.66)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 33.21)

33.74       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan

33.75       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 33.4)

33.77       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orizon Aerostructures Mortgage Loan (see Exhibit 33.21)

33.79       Rialto Capital Advisors, LLC, as Special Servicer of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Trustee of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Computershare Trust Company, National Association, as Custodian of the Orizon Aerostructures Mortgage Loan (see Exhibit 33.4)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the Orizon Aerostructures Mortgage Loan (see Exhibit 33.25)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         K-Star Asset Management LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.7         K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.8         Computershare Trust Company, National Association, as Trustee of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Computershare Trust Company, National Association, as Custodian of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.4)

34.10       Pentalpha Surveillance LLC, as Operating Advisor of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.11       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 34.1)

34.12       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 34.2)

34.13       Computershare Trust Company, National Association, as Trustee of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Computershare Trust Company, National Association, as Custodian of the South Lake at Dulles Mortgage Loan (see Exhibit 34.4)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the South Lake at Dulles Mortgage Loan (see Exhibit 34.5)

34.16       KeyBank National Association, as Primary Servicer of the Latitude at South Portland Mortgage Loan (see Exhibit 34.1)

34.17       K-Star Asset Management LLC, as Special Servicer of the Latitude at South Portland Mortgage Loan (see Exhibit 34.2)

34.18       Computershare Trust Company, National Association, as Trustee of the Latitude at South Portland Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the Latitude at South Portland Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Latitude at South Portland Mortgage Loan (see Exhibit 34.5)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan

34.22       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Trustee of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of The Showboat Hotel Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of The Showboat Hotel Mortgage Loan

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 34.21)

34.27       LNR Partners, LLC, as Special Servicer of the Stoney Creek Hotel Portfolio Mortgage Loan

34.28       Computershare Trust Company, National Association, as Trustee of the Stoney Creek Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 34.21)

34.32       Greystone Servicing Company LLC, as Special Servicer of the Brandywine Strategic Office Portfolio Mortgage Loan

34.33       Computershare Trust Company, National Association, as Trustee of the Brandywine Strategic Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 34.25)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 34.21)

34.37       Greystone Servicing Company LLC, as Special Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 34.32)

34.38       Computershare Trust Company, National Association, as Trustee of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the Sentinel Square II Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Sentinel Square II Mortgage Loan (see Exhibit 34.25)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 575 Broadway Mortgage Loan (see Exhibit 34.21)

34.42       Greystone Servicing Company LLC, as Special Servicer of the 575 Broadway Mortgage Loan (see Exhibit 34.32)

34.43       Computershare Trust Company, National Association, as Trustee of the 575 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Custodian of the 575 Broadway Mortgage Loan (see Exhibit 34.4)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the 575 Broadway Mortgage Loan (see Exhibit 34.25)

34.46       KeyBank National Association, as Primary Servicer of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 34.1)

34.47       Situs Holdings, LLC, as Special Servicer of the Oak Street NLP Fund Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Trustee of the Oak Street NLP Fund Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Computershare Trust Company, National Association, as Custodian of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 34.4)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 34.5)

34.51       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan

34.52       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.1)

34.53       Wilmington Trust, National Association, as Trustee of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Custodian of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.25)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pacific Design Center Mortgage Loan (see Exhibit 34.21)

34.57       Argentic Services Company LP, as Special Servicer of the Pacific Design Center Mortgage Loan

34.58       Computershare Trust Company, National Association, as Trustee of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Computershare Trust Company, National Association, as Custodian of the Pacific Design Center Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan (see Exhibit 34.25)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan

34.62       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 34.57)

34.63       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 34.4)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 34.5)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.61)

34.68       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.57)

34.69       Computershare Trust Company, National Association, as Trustee of the 100 Jefferson Road Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Computershare Trust Company, National Association, as Custodian of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.4)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.5)

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.66)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 34.21)

34.74       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan

34.75       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 34.4)

34.77       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orizon Aerostructures Mortgage Loan (see Exhibit 34.21)

34.79       Rialto Capital Advisors, LLC, as Special Servicer of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Trustee of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Computershare Trust Company, National Association, as Custodian of the Orizon Aerostructures Mortgage Loan (see Exhibit 34.4)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the Orizon Aerostructures Mortgage Loan (see Exhibit 34.25)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         K-Star Asset Management LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.5         K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.6         KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 35.1)

35.7         K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 35.2)

35.8         KeyBank National Association, as Primary Servicer of the Latitude at South Portland Mortgage Loan (see Exhibit 35.1)

35.9         K-Star Asset Management LLC, as Special Servicer of the Latitude at South Portland Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan

35.11       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stoney Creek Hotel Portfolio Mortgage Loan (see Exhibit 35.10)

35.13       LNR Partners, LLC, as Special Servicer of the Stoney Creek Hotel Portfolio Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brandywine Strategic Office Portfolio Mortgage Loan (see Exhibit 35.10)

35.15       Greystone Servicing Company LLC, as Special Servicer of the Brandywine Strategic Office Portfolio Mortgage Loan

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 35.10)

35.17       Greystone Servicing Company LLC, as Special Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 35.15)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 575 Broadway Mortgage Loan (see Exhibit 35.10)

35.19       Greystone Servicing Company LLC, as Special Servicer of the 575 Broadway Mortgage Loan (see Exhibit 35.15)

35.20       KeyBank National Association, as Primary Servicer of the Oak Street NLP Fund Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       Situs Holdings, LLC, as Special Servicer of the Oak Street NLP Fund Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 35.1)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pacific Design Center Mortgage Loan (see Exhibit 35.10)

35.25       Argentic Services Company LP, as Special Servicer of the Pacific Design Center Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan

35.27       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 35.25)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 35.10)

35.29       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 35.26)

35.31       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 35.25)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orizon Aerostructures Mortgage Loan (see Exhibit 35.10)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between Argentic Real Estate Finance LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between Argentic Real Estate Finance 2 LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between German American Capital Corporation and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between Bank of Montreal and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.7         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between LMF Commercial, LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.8         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between Starwood Mortgage Capital LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

99.9         Mortgage Loan Purchase Agreement, dated as of April 27, 2023, between KeyBank National Association and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on April 27, 2023 under Commission File No. 333-257737-07 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Vinson

Daniel Vinson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 15, 2024