Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2023-C19
filed 2026-03-19
CIK 1966434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan, which constituted approximately 5.7% and 4.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC is the primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan, which constituted approximately 5.7% and 4.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, Trimont LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as the primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include The Showboat Hotel Mortgage Loan, the Orizon Aerostructures Mortgage Loan, the Oak Street NLP Fund Portfolio Mortgage Loan, the Scottsdale Fashion Square Mortgage Loan, the Green Acres Mortgage Loan, the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of The Showboat Hotel Mortgage Loan and the Orizon Aerostructures Mortgage Loan, Situs Holdings, LLC as special servicer of the Oak Street NLP Fund Portfolio Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan prior to March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of The Showboat Hotel Mortgage Loan and the Orizon Aerostructures Mortgage Loan, Situs Holdings, LLC as special servicer of the Oak Street NLP Fund Portfolio Mortgage Loan, Berkadia Commercial Mortgage LLC as primary servicer of the Scottsdale Fashion Square Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Green Acres Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan prior to March 1, 2025 and Trimont LLC as primary servicer of the Rialto Industrial Mortgage Loan and the 100 Jefferson Road Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.57       Argentic Services Company LP, as Special Servicer of the Pacific Design Center Mortgage Loan

33.58       Computershare Trust Company, National Association, as Trustee of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Computershare Trust Company, National Association, as Custodian of the Pacific Design Center Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan (see Exhibit 33.25)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.62       Trimont LLC, as Primary Servicer of the Rialto Industrial Mortgage Loan on and after March 1, 2025

33.63       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 33.57)

33.64       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 33.4)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 33.5)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan  prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.69       Trimont LLC, as Primary Servicer of the 100 Jefferson Road Mortgage Loan on and after March 1, 2025 (see Exhibit 33.62)

33.70       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.57)

33.71       Computershare Trust Company, National Association, as Trustee of the 100 Jefferson Road Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Computershare Trust Company, National Association, as Custodian of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.4)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.5)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.67)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 33.21)

33.76       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan

33.77       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 33.4)

33.79       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan

33.80       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orizon Aerostructures Mortgage Loan (see Exhibit 33.21)

33.81       Rialto Capital Advisors, LLC, as Special Servicer of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Computershare Trust Company, National Association, as Trustee of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Computershare Trust Company, National Association, as Custodian of the Orizon Aerostructures Mortgage Loan (see Exhibit 33.4)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the Orizon Aerostructures Mortgage Loan (see Exhibit 33.25)

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

34.57       Argentic Services Company LP, as Special Servicer of the Pacific Design Center Mortgage Loan

34.58       Computershare Trust Company, National Association, as Trustee of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Computershare Trust Company, National Association, as Custodian of the Pacific Design Center Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan (see Exhibit 34.25)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.62       Trimont LLC, as Primary Servicer of the Rialto Industrial Mortgage Loan on and after March 1, 2025

34.63       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 34.57)

34.64       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 34.4)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 34.5)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.69       Trimont LLC, as Primary Servicer of the 100 Jefferson Road Mortgage Loan on and after March 1, 2025 (see Exhibit 34.62)

34.70       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.57)

34.71       Computershare Trust Company, National Association, as Trustee of the 100 Jefferson Road Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Computershare Trust Company, National Association, as Custodian of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.4)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.5)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.67)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 34.21)

34.76       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan

34.77       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 34.4)

34.79       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan

34.80       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orizon Aerostructures Mortgage Loan (see Exhibit 34.21)

34.81       Rialto Capital Advisors, LLC, as Special Servicer of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Computershare Trust Company, National Association, as Trustee of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Computershare Trust Company, National Association, as Custodian of the Orizon Aerostructures Mortgage Loan (see Exhibit 34.4)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the Orizon Aerostructures Mortgage Loan (see Exhibit 34.25)

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

35.25       Argentic Services Company LP, as Special Servicer of the Pacific Design Center Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.27       Trimont LLC, as Primary Servicer of the Rialto Industrial Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.28       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 35.25)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 35.10)

35.30       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan  prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.32       Trimont LLC, as Primary Servicer of the 100 Jefferson Road Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.33       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 35.25)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orizon Aerostructures Mortgage Loan (see Exhibit 35.10)

35.35       Rialto Capital Advisors, LLC, as Special Servicer of the Orizon Aerostructures Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026